Form 10-K
period 1998-12-31
PREMIER AUTO TRUST 1998 5
filed 1999-03-26
CIK 1080852

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K



__ X __ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     December 31, 1998
                                         -----------------------

                                      OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _____________

Commission file number  333-31093-05
                        ------------

                          PREMIER AUTO TRUST 1998-5
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       State of Delaware                                    52-2128242
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (248) 948-3067
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                        PART I. FINANCIAL INFORMATION


ITEM 1.        BUSINESS


The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of October 1, 1998, among Premier Receivables L.L.C.("Premier L.L.C."), Chrysler Financial Company L.L.C. ("CFC"), and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 23, 1998, the Trust issued $380,000,000 aggregate principal amount of 5.14% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $640,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $450,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $214,375,000 aggregate principal amount of 5.19% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 1998, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 14, 1998, transferred to the Trust by CFC on October 23, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $65,625,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


The Trust has no employees.

ITEM 2.        PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.        LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                   PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMOM EQUITY AND RELATED
               STOCKHOLDER MATTERS


(1)      The effective date of the Securities Act registration statement:
         August 1, 1997. The date of the Prospectus Supplement is October 20, 1998.

(2)      The offering date:         October 20, 1998

(4)      The offering did not terminate before any securities were sold.

(i) The offering has terminated and all securities registered were sold before termination.

(ii)     The name(s) of the managing underwriter(s):

         Bear, Stearns & Co. Inc.
         Merrill Lynch, Pierce, Fenner & Smith Incorporated
         Morgan Stanley & Co. Incorporated
         Salomon Smith Barney Inc.

(iii)    The title of each class of securities registered:

         5.07% Asset Backed Notes, Class A-2
         5.07% Asset Backed Notes, Class A-3
         5.19% Asset Backed Notes, Class A-4

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):

                                               Aggregate
                                                Price of
     Title                                      Offering                                 Aggregate
       Of                     Amount             Amount             Amount           Offering Price of
    Security                Registered         Registered            Sold               Amount Sold
    --------                ----------         ----------           ------           -----------------
5.07% Asset Backed
Notes,
Class A-2                 $  640,000,000     $  639,988,480      $  640,000,000       $  639,988,480

5.07% Asset Backed
Notes,
Class A-3                 $  450,000,000     $  449,998,200      $  450,000,000       $  449,998,200

5.19% Asset
Backed Notes, Class A-4   $  214,375,000     $  214,358,064      $  214,375,000       $  214,358,064
                          --------------     --------------      --------------       --------------

TOTAL                     $1,304,375,000     $1,304,344,744      $1,304,375,000       $1,304,344,744
                          ==============     ==============      ==============       ==============

(v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B) Direct or indirect payments to others:

         (1)  Underwriting discounts and commissions:        $2,419,687
         (2)  Finders' Fees:                                         $0
         (3)  Expenses paid to or for underwriters:                  $0
         (4)  Other expenses:                                        $0
         (5)  Total expenses:                                $2,419,687

(vi) The net offering proceeds to the issuer after deducting the total expenses: $1,301,925,057

(vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified):
         None

         Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial Corporation and (ii) to make the initial deposit into the Reserve
         Account: $1,301,925,057


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.


ITEM 6.        SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated (the "Trust Agreement") as of October 1, 1998, among Premier Receivables L.L.C. ("Premier L.L.C."), Chrysler Financial Company L.L.C. ("CFC"),and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 23, 1998, the Trust issued $380,000,000 aggregate principal amount of 5.14% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $640,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $450,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $214,375,000 aggregate principal amount of 5.19% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 1998, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 14, 1998, transferred to the Trust by CFC on October 23, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $65,625,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, CFC is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. CFC's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, CFC does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position of CFC and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year
2000 compliant.


In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, CFC expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. CFC expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.

Any inability to complete the remedial actions referred to in the preceding two paragraghs in a timely manner could result in delays in collections on the Receivables and payments on the Notes.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PREMIER AUTO TRUST 1998-5
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              DECEMBER 31, 1998
                          (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                     $    4.4

Receivables (Note 3)                                    1,654.2
                                                       --------


TOTAL ASSETS                                           $1,658.6
                                                       ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)          $    7.8

Asset Backed Notes (Notes 3 and 4)                      1,650.8
                                                       --------


TOTAL LIABILITIES AND EQUITY                           $1,658.6
                                                       ========

See Notes to Financial Statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1998-5
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
              FOR THE PERIOD OCTOBER 1, 1998 (INCEPTION) THROUGH
                  DECEMBER 31, 1998 (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                             $1,750.0

Collections of Principal & Interest, and Other             116.5
                                                        --------

TOTAL CASH RECEIPTS                                      1,866.5
                                                        --------



CASH DISBURSEMENTS

Purchase of Receivables                                  1,750.0

Distribution of Principal & Interest, and Other            112.1
                                                        --------

TOTAL CASH DISBURSEMENTS                                 1,862.1
                                                        --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS           $    4.4
                                                        ========

See Notes to Financial Statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (CONTINUED)


                          PREMIER AUTO TRUST 1998-5
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Premier Auto Trust 1998-1 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution. If CFC maintains a short-term rating of at least A-1 by Standard & Poor's and P-1 by Moody's the servicer may convey the principal and interest collections to the Trust on a monthly basis. In May 1998, CFC met the rating requirements and the servicer began to convey collections to the Trust on a monthly basis.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to Premier Receivables L.L.C. ("Premier L.L.C.").


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. On November 12, 1998, CFC's parent, Chrysler Corporation, became a wholly owned subsidiary of DaimlerChrysler Aktiengesellscchaft ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (CONTINUED)


                          PREMIER AUTO TRUST 1998-5
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated (the "Trust Agreement") as of October 1, 1998, among Premier Receivables L.L.C. ("Premier L.L.C."), Chrysler Financial Company L.L.C. ("CFC"),and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 23, 1998, the Trust issued $380,000,000 aggregate principal amount of 5.14% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $640,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $450,000,000 aggregate principal amount of 5.07% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $214,375,000 aggregate principal amount of 5.19% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 1998, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 14, 1998, transferred to the Trust by CFC on October 23, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $65,625,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing November 9, 1998. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated October 20, 1998, and the Prospectus dated September 10, 1997 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the servicer exercises its option to purchase the Receivables. The servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (CONTINUED)



                          PREMIER AUTO TRUST 1998-5
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


NOTE 6 - FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1998 were as follows:

                                            Carrying          Fair
                                             Amount           Value
                                            --------          -----
                                            (in millions of dollars)

Cash and Cash Equivalents                  $     4.4        $     4.4
Receivables                                $ 1,654.2        $ 1,665.4
Amounts Held for Future Distribution       $     7.8        $    35.7
Asset Backed Notes                         $ 1,650.8        $ 1,634.1


Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 1998.

The fair value of Asset Backed Notes was estimated using quoted market prices.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due Premier L.L.C.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (CONTINUED)


                          PREMIER AUTO TRUST 1998-5
                        NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RECENT EVENTS

Chrysler Financial Corporation converted from a corporation to a limited liability company ("LLC") on October 25, 1998. The conversion to an LLC did not have, and will continue not to have, an effect on day-to-day operations of the servicer. The new LLC is the surviving legal entity of a merger between Chrysler Financial Company L.L.C., a newly created Michigan limited liability company, and Chrysler Financial Corporation. Chrysler Corporation owned all of the capital stock of Chrysler Financial Corporation. DaimlerChrysler Corporation (formerly known as Chrysler Corporation) is the sole member (owner) of Chrysler Financial Company L.L.C. Chrysler Financial Company L.L.C. succeeded to the operations of Chrysler Financial Corporation upon the completion of the merger and acquired its assets and assumed debt and other obligations.

Deloitte &
Touche LLP
----------                  -------------------------------------------------
                            Suite 900                Telephone (313) 396-3000
                            600 Renaissance Center
                            Detroit, Michigan 48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Company, L.L.C.
Southfield, Michigan

We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1998-5 as of December 31, 1998, and the related statement of cash receipts and disbursements for the period October 1, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the management of Chrysler Financial Company, L.L.C. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1998-5 as of December 31, 1998, and its cash receipts and disbursements for the period October 1, 1998 (inception) through December 31, 1998 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 22, 1999

-----------------
Deloitte & Touche
Tohmatsu
International
-----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                  PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.      EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

                                  PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

1.       Financial Statements

         Financial statements for Premier Auto Trust 1998-5 as follows:

         Statement of Assets, Liabilities and Equity - December 31, 1998 (page 7 of this report)

         Statement of Cash Receipts and Disbursements for the period October 1, 1998 (inception) through December 31, 1998 (page 8 of this report)

         Notes to Financial Statements (pages 9, 10, 11 and 12 of this report)

         Independent Auditors' Report (page 13 of this report)


2.       Financial Statement Schedules

         All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - (CONTINUED)



3.       Exhibits

         (a)   The following exhibits are filed as a part of this report:

         Exhibit No.

               3      Certificate of Trust of Premier Auto Trust 1998-5.

               4.1 Amended and Restated Trust Agreement, dated as of October 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee.

               4.2 Indenture, dated as of October 1, 1998, between Premier Auto Trust 1998-5 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A).

               4.3 Sale and Servicing Agreement, dated as of October 1, 1998, between Premier Auto Trust 1998-5 and Chrysler Financial Corporation (excluding Schedules A and C).

               27     Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Trust during the last quarter of the period covered by this report.

                          PREMIER AUTO TRUST 1998-5

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               Premier Auto Trust 1998-5 (Registrant)
                          By:  Chrysler Financial Company L.L.C., as Servicer
                               ----------------------------------------------





Date:  March 5, 1999      By:    /s/  David H. Olsen
                               ----------------------------------------------
                               David H. Olsen, Vice President and Controller Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                          PREMIER AUTO TRUST 1998-5


                                EXHIBIT INDEX



Exhibit
Number                   Description of Exhibit
-------                  ----------------------

   3           Certificate of Trust of Premier Auto Trust 1998-5.

   4.1 Amended and Restated Trust Agreement, dated as of October 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation and, Chase Manhattan Bank Delaware as Owner Trustee.

   4.2 Indenture, dated as of October 1, 1998, between Premier Auto Trust 1998-5 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A).

   4.3 Sale and Servicing Agreement, dated as of October 1, 1998, between Premier Auto Trust 1998-5 and Chrysler Financial Corporation (excluding Schedules A and C).

  27           Financial Data Schedule